Form 10-K
period 2025-12-31
World Omni Auto Receivables Trust 2025-A; WORLD OMNI AUTO RECEIVABLES LLC
filed 2026-03-23
CIK 2046523, 1083199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number of issuing entity: 333-261470-14

Central Index Key Number of issuing entity: 0002046523

WORLD OMNI AUTO RECEIVABLES TRUST 2025-A

(Exact name of issuing entity as specified in its charter)

Central Index Key Number of depositor: 0001083199

WORLD OMNI AUTO RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

Central Index Key Number of sponsor: 0001004150

WORLD OMNI FINANCIAL CORP.

(Exact name of sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

52-2184798

(I.R.S. Employer Identification No.)

250 Jim Moran Boulevard

Deerfield Beach, FL 33442

(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 429-2200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well−known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐              No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐              No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒              No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐              No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non−accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b−2 of the Act).

Yes ☐              No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10−K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

World Omni Auto Receivables Trust 2025-A

PART I

Item 1.	Business.

Not Applicable.

Item 1A.	Risk Factors.

Not Applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Not Applicable.

Item 2.	Properties.

Not Applicable.

Item 3.	Legal Proceedings.

Not Applicable.

Item 4.	[Reserved].

Substitute Information Provided in Accordance with General Instruction J to Form 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents 10% or more of the pool assets held by World Omni Auto Receivables Trust 2025-A (the “Trust”).

ITEM 1114(B)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Trust.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVE INSTRUMENTS (FINANCIAL INFORMATION).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this item.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

The following events have been brought to our attention by U.S. Bank Trust Company, National Association, in its capacity as indenture trustee (the “Indenture Trustee”):

U.S. Bank National Association (“U.S. Bank”), which is the parent of the Indenture Trustee, and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

Except as described in the previous paragraphs, no other legal proceedings are pending (or known to be contemplated by governmental authorities) against any of World Omni Financial Corp. (the "Sponsor"), World Omni Auto Receivables LLC (the "Depositor"), the Indenture Trustee, the Trust or the other parties described in Item 1117 of Regulation AB nor is any property of any of the foregoing entities subject to any such proceedings, that are material to holders of the Notes or the Certificates.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Not applicable.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

No other information.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Not applicable because there are no directors or executive officers of the registrant.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Not applicable.

Substitute Information Provided in Accordance with General Instruction J to Form 10-K:

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the pool assets owned by the Trust. The Sponsor is also the primary servicer. The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the primary servicer. Through its purchase of the Certificates, the Depositor has acquired a 100% ownership interest in the Trust; therefore, the Trust is an affiliated party of the Depositor and, indirectly, of the Sponsor (including in its role as originator and primary servicer).

The Indenture Trustee is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor or the Trust.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificates by the Trust, between the Sponsor, the Depositor or the Trust and any of the parties mentioned in this Item.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its role as servicer) and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it under Item 1122 of Regulation AB (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Servicing Parties, or the corresponding Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

The Sponsor (in its role as servicer) has been identified by the registrant as servicer with respect to the asset pool held by the Trust. The Sponsor has completed a statement of compliance (a “Compliance Statement”), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Not applicable.
(a)(2)	Not applicable.
(a)(3)	See Item 15(b) below.

(b)	The following documents are included as part of, or incorporated by reference to, this annual report:

Exhibit No.

1.1	Underwriting Agreement, dated as of January 22, 2025, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-261470-14, filed with the Commission on January 24, 2025.

3.1	Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SF-3, Registration File Number 333-283578, filed with the Commission on December 4, 2024.

3.2	Certificate of Amendment of Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SF-3, Registration File Number 333-283578, filed with the Commission on December 4, 2024.

3.3	Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SF-3, Registration File Number 333-283578, filed with the Commission on December 4, 2024.

3.4	Amendment No. 1 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.4 to the Registrant’s Form SF-3, Registration File Number 333-283578, filed with the Commission on December 4, 2024.

3.5	Amendment No. 2 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.5 to the Registrant’s Form SF-3, Registration File Number 333-283578, filed with the Commission on December 4, 2024.

4.1	Sale and Servicing Agreement, dated as of January 29, 2025, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-261470-14, filed with the Commission on January 29, 2025.

4.2	Indenture, dated as of January 29, 2025, relating to the Trust. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-261470-14, filed with the Commission on January 29, 2025.

4.3	Trust Agreement, dated as of January 29, 2025, relating to the Trust. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-261470-14, filed with the Commission on January 29, 2025.

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of World Omni Financial Corp., as Servicer.

33.2	Management’s Assertion Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934 of U.S. Bank Trust Company, National Association, as Indenture Trustee.

34.1	Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP, on behalf of World Omni Financial Corp.

34.2	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP, on behalf of U.S. Bank National Association and U.S. Bank Trust Company, National Association.

35.1	Servicer Compliance Statement of World Omni Financial Corp., as Servicer.

99.1	Receivables Purchase Agreement, dated as of January 29, 2025, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-261470-14, filed with the Commission on January 29, 2025.

99.2	Administration Agreement, dated as of January 29, 2025, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-261470-14, filed with the Commission on January 29, 2025.

99.3	Asset Representations Review Agreement, dated as of January 29, 2025, relating to the Trust. Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-261470-14, filed with the Commission on January 29, 2025.

(c)	Not applicable.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Auto Receivables Trust 2025-A

By: World Omni Financial Corp.,
as Servicer on behalf of the Trust

Date: March 23, 2026

/s/ Michael Hollis
Michael Hollis
Group Vice President and Assistant Secretary
(Senior officer in charge of the servicing function)
World Omni Financial Corp.
(Servicer on behalf of the Trust)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.